Form 10-Q
period 1999-09-30
ADVANCED PRODUCTS GROUP INC
filed 1999-11-15
CIK 1096154

--------------------------------------------------------------------------------
SEC 2344   POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
(5-99) CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.
--------------------------------------------------------------------------------

                                                 -------------------------------
                                                           OMB APPROVAL
                                                 -------------------------------
                                                 OMB Number: 3235-0416
                                                 -------------------------------
                                                 Expires: May 31, 2000
                                                 -------------------------------
                                                 Estimated average burden
                                                 hours per response: 9708.0
                                                 -------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

    [ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________


         Commission file number _______________________________________


                          ADVANCED PRODUCTS GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                       75-2035917
--------------------------------               ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


               7820 S. HOLIDAY DR., SUITE 205, SARASOTA, FL 34231
               --------------------------------------------------
                    (Address of principal executive offices)


                                  (941)924-0007
                           ---------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,307,535 Common Shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          ADVANCED PRODUCTS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEET FOR SEPTEMBER 30, 1999
                            STATEMENTS ARE UNAUDITED


                                                         9/30/99
                                                        ---------
              ASSETS

CURRENT ASSETS
--------------
CASH IN BANK                                            $     456
ACCOUNTS RECEIVABLE                                     $   1,639
INTEREST RECEIVABLE                                     $   4,430
INVENTORY                                               $      --
ADVANCES                                                $      --
                                                        ---------
TOTAL CURRENT ASSETS                                    $   6,525
                                                        ---------

TOTAL ASSETS                                            $   6,525
                                                        =========


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITILES
--------------------
ACCOUNTS PAYABLE                                        $ 168,156
ACCRUED EXPENSES                                        $   5,980
LOANS PAYABLE                                           $  14,855
                                                        ---------
TOTAL CURRENT LIABILITIES                               $ 188,991

STOCKHOLDERS' EQUITY
--------------------
COMMON STOCK                                            $   3,307
PAID IN CAPITAL                                         $ 549,165
ACCUMULATED IN DEVELOPMENT STAGE                        $(331,528)
OUSTANDING NOTES RECEIVABLE FOR SALE
      OF SHARES ISSUED                                  $(403,410)
                                                        ---------
TOTAL STOCKHOLDERS' EQUITY                              $(182,466)
                                                        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   6,525
                                                        =========

                          ADVANCED PRODUCTS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                FOR THE PERIOD JULY 1, 1999 TO SEPTEMBER 30, 1999
                            STATEMENTS ARE UNAUDITED

                                              9/30/99
                                             --------
REVENUES
--------
SALES                                        $  3,030
OTHER INCOME                                 $  2,215
                                             --------
TOTAL REVENUE                                $  5,245

COST OF SALES
-------------
COST OF GOODS SOLD                           $    615
COST OF SALES                                $     15
                                             --------
TOTAL COST OF SALES                          $    630
                                             --------

GROSS PROFIT                                 $  4,615
                                             --------

EXPENSES
--------
BANK CHARGES                                 $    175
DUES AND SUBSCRIPTIONS                       $    590
FREIGHT                                      $    928
FRANCHISE FEES                               $ 60,045
PRODUCT DEVELOPMENT                          $  3,190
MISCELLANEOUS                                $     48
OFFICE EXPENSES                              $  2,594
POSTAGE                                      $    331
RENT                                         $  2,250
TELEPHONE                                    $  3,901
TRAVEL                                       $    769
MEALS AND ENTERTAINMENT                      $    138
                                             --------
TOTAL EXPENSES                               $ 74,959
                                             --------

NET INCOME/(LOSS)                            $(70,344)
                                             ========

                          ADVANCED PRODUCTS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                FOR THE PERIOD JULY 1, 1999 TO SEPTEMBER 30, 1999
                            STATEMENTS ARE UNAUDITED


                                                        9/30/99
                                                       --------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
NET INCOME OR LOSS                                     $(70,344)
ADJUSTMENTS TO RECONCILE NET
LOSS TO CASH PROVIDED BY OPERATING                     $   (110)
ACTIVITIES
ACCOUNTS RECEIVABLE                                    $ (1,512)
INTEREST RECEIVABLE                                    $ (2,215)
INVENTORY                                              $     --
NOTES RECEIVABLE                                       $    100
PREPAID EXPENSES                                       $     --
ADVANCES                                               $     --
ACCOUNTS PAYABLE                                       $ 61,085
ACCRUED EXPENSES                                       $     --
NOTES PAYABLE                                          $ 14,855
                                                       --------
TOTAL ADJUSTMENTS                                      $ 72,203
                                                       --------

NET CASH PROVIDED BY OPERATIONS                        $  1,859
                                                       --------

CASH FLOWS FROM INVESTING ACTIVITIES                   $     --
------------------------------------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
PROCEEDS FROM SALE OF COMMON STOCK                     $    246
PAID-IN CAPITAL                                        $ (2,359)
USED FOR PAID-IN CAPITAL                               $     --
OUTSTANDING N/R FOR SHARES                             $     --
                                                       --------

NET CASH USED IN FINANCING                             $ (2,113)
                                                       --------

NET INCREASE/DECREASE IN CASH                          $   (254)
                                                       ========

SUMMARY
CASH BALANCE AT END OF PERIOD                          $    456
CASH BALANCE AT BEGINNING OF PERIOD                    $    710
                                                       --------
NET INCREASE/(DECREASE) IN CASH                        $   (254)
                                                       ========

                         ADVANCED PRODUCTS GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE #1 - CORPORATE HISTORY

Advanced Products Group, Inc., (the Company), is a market based company selling soaps, hand cleaners and other related products. Originally formed as a Nevada Corporation on August 27, 1998, using the name Cra-Z Soap Corp. the Company filed Articles of Amendment on March 12, 1999, and changed its name to Advanced Products Group, Inc.

Pursuant to an Agreement of Merger dated August 28, 1998, the Company merged into Advanced Technologies Group, Inc., a Delaware Corporation organized under the laws of the state of Delaware on March 25, 1987.

The Company is considered to be a development stage company.

NOTE #2 - SIGNIFICANT ACCOUNTING POLICIES

A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
E. Consolidation Policies: The accompanying consolidated financial statements include the accounts of the company and its majority - owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.
F. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets of the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.

NOTE #3 - REVERSE TAKEOVER AND RECAPITALIZATION

Pursuant to an Agreement of Merger dated August 27, 1998, Cra-Z-Soap Corp., a Nevada Corporation, (the legal acquiree) and Advanced Technologies Group, Inc., a Delaware Corporation, (the legal acquirer) exchanged common stock to give the shareholders of the legal acquiree control of the legal acquirer.

                         ADVANCED PRODUCTS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS -CONTINUED-

NOTE #3 - REVERSE TAKEOVER AND RECAPITALIZATION -CONTINUED-

Shareholders of the legal acquiree surrendered 100% of the outstanding shares in exchange for 1,100,000 Shares of Common Stock and 310,550 Series A Super Preferred Voting Shares of the legal acquirer.

On April 30, 1999, Advanced Technologies Group, Inc., the legal acquirer, filed a Certificate of Amendment with the Secretary of State of the state of Delaware changing its name to Advanced Products Group, Inc.

The share exchange of a private operating Company, (Cra-Z-Soap Corp.) into a non-operating public shell corporation (Advanced Technologies Group, Inc.), with no assets or liabilities resulted in the shareholders of the private company having actual operating control of the combined company after the transaction, and the shareholders of the former public shell continuing only as passive investors.

This transaction is considered to be a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except no goodwill or other intangible is recorded.

APB No. 16, paragraph 70 states that, "Presumptive evidence of the acquiring corporation in combinations effected by an exchange of stock is obtained by identifying the former common stockholder interest of a combined company which either retains or receives the larger portion of the voting rights of the combined corporation. That corporation should be treated as the acquirer unless other evidence clearly indicates that another corporation is the acquirer."

Staff accounting Bulletin Topic 2A affirms the above principle and gives guidelines that the post reverse-acquisition comparative historical financial statements furnished for the legal acquirer should be those of the legal acquiree.

In accordance with this guideline the outstanding shares of Cra-Z Soap Products Corp., have been retroactively restated on the Balance Sheet, and the Statement of Stockholders' Equity to give effect to the three shares for one share exchange. The retroactively restated shares have been used in the Computations for Earnings (Losses) Per Share to preserve comparability of those figures.

                          ADVANCED PRODUCTS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS -CONTINUED-

NOTE #4 - INCOME TAXES

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal revenue Codes are met. These losses are as follows:

                                      Year of Loss    Amount    Expiration Date
                                     -------------------------------------------
                                          1998      $ 101,226         2018
                                                                      1999
                                                                   ----------
     Current Tax Asset Value of Net Operating Loss Carryforwards
       at Current Prevailing Federal Tax Rate                      $  34,416
     Evaluation Allowance                                            (34,416)
                                                                   ---------
          Net Tax Asset                                            $     -0-
                                                                   =========
          Current Income Tax Expense                                     -0-
          Deferred Income Tax Benefit                                    -0-

NOTE #5 - GOING CONCERN

The Company has no assets and no operations from which it can obtain working capital. The Company recognizes that it must find a source of working capital or the Company may not be able to continue its existence.

NOTE #6 - LICENSE AGREEMENT

On August 27, 1998, Cra-Z Soap Corp., (the Licensor) entered into an Agreement with Masters Marketing and Development, Inc., a Tennessee Corporation (the Licensor). Pursuant to the Agreement the Licensor granted to the Licensee property that is identified as all formulas, patents, applications for patents, trade secrets, improvements, technology or technological products, intellectual properties, know-how, ideas, methods, processes and concepts, and devices ("formulas"), whether now existing or hereafter conceived, developed or acquired by Licensor relating to the product known as Cra-Z Soap or any similar product or any application of the formulas to any product or commercialization thereof.

                          ADVANCED PRODUCTS GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS -CONTINUED-

NOTE #6 - LICENSE AGREEMENT -CONTINUED-

A royalty often percent (10%) of the Adjusted Gross Sales price of any Products sold by Licensee or its Affiliates for which Licensee receives payment or Twenty Thousand Dollars and U. S. ($20,000) (the "monthly minimum"), whichever is greater ("Royalties"). "Adjusted Gross Sales Price" shall mean the gross sales price of any Products sold less returns and reasonable actual discounts or rebates. At such time as the total amount of Royalties paid reaches a sum equal to or exceeding two million dollars U.S. ($2,000,000), the percentage of Adjusted Gross Sales paid as royalty as defined above shall change from ten percent (10%) to three percent (3%) with no monthly minimum.

Licensee shall pay Licensor the Royalties on the first day of each month during the Term.

NOTE #7 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.00 per share.

The Company is authorized to issued 1,000,000 Shares of Series "A" Super Preferred Voting Shares. Pursuant to the Agreement of Merger 103,517 Series "A" Super Preferred Voting Shares, retroactively restated have the following characteristics;

     A. Voting Rights: The holder of each share of the Shares shall have the right to cast twenty (20) votes per Share held on any and all matters presented for shareholder consideration. Each holder of common shares may cash one (1) vote per common share held on any and all matters presented for shareholder consideration.
     B. Preference: Holders of the Shares shall be preferred over holders of common shares for payment of dividends or in any distribution to shareholders resulting from liquidation of the issuer.
     C. Face Value and Redemption Value: The Shares have a face value of $1.00 each. The Shares may be redeemed by the issuer prior to any conversion thereof any time after two (2) years from date of issuance for $1.00 each at the option of the issuer.
     D. Dividends: The Shares earn a non-cumulative dividend of three percent (3%) annually based upon the Shares face value and redemption value. Dividends shall be paid from earnings of the issuer, if any.
     E. Conversion: The Shares may be converted into restricted common shares at any time commencing two (2) years after date of issuance. Each Series "A" Preferred Voting Share may be converted into twenty (20) restricted common shares. The holding periods of any restricted common shares issued as a result of conversion for purposes of Rule 144, or any subsection thereof, as promulgated by the Securities & Exchange Commission, shall commence upon the date of issuance of any such Series converted.

                         ADVANCED PRODUCTS GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS -CONTINUED-

NOTE #7 - STOCKHOLDERS' EQUITY -CONTINUED-

On March 12, 1999, at a Special Meeting, Shareholders authorized a one for three split of the issued and outstanding shares of common and preferred stock. Retroactive restatement has been made to the financial statements. The remaining preferred shares outstanding were returned to the Company at no cost and were canceled.

The Company issued 24,916 shares of common stock for services valued at $2,838 in 1998 and 317,639 shares for services valued at $7,585 in 1999.

The Company issued shareholders of Advanced Technologies Group, Inc., options to acquire up to 666,667 post split shares of common stock at $0.75 per share. In 1999, the Shareholders exercised the options and the Company issued 666,667 shares of common stock for Notes Receivable of $500,000. At June 30, 1999, the Company had received $96,690 from one of the note holders.

NOTE #8 - NOTES RECEIVABLE

The Company has three short term notes receivables as follows;

Note #1 - From a Business Entity, Note of $166,667 is dated April 1, 1999,
Due March 31, 2000, Interest at .025% Per Annum                                $ 166,667

Note #2 - From a Business Entity, Note of $166,667 is dated April 1, 1999,
Due March 31, 2000, Interest at .025% Per Annum                                  166,667

Note #3 - From a Business Entity, Note of $166,667 is dated April 1, 1999,
Due March 31, 2000, Interest at .025% Per Annum                                   69,976
                                                                               ---------

Total                                                                          $ 403,310
                                                                               =========

The Company issued 666,667 shares of common stock for the notes receivable. Generally accepted accounting principle require that note receivable for stock issued be offset against the equity increased from the original sale.

NOTE #9 - DEFICIT ACCUMULATED IN THE DEVELOPMENT STAGE

Subsequent to the Agreement of Merger the surviving entity is considered to be a development stage company. Deficits accumulated are as follows;

     PERIOD                                                             AMOUNT
     ---------------------------------------------------------------------------
     Fiscal Year End June 30,1998                                     $  261,719
     From July 1, 1999 to September 30, 1999                              70,344
                                                                      ----------
           Total                                                      $  331,063
                                                                      ==========

                          ADVANCED PRODUCTS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS -CONTINUED-

NOTE #10 - NEW TECHNICAL PRONOUNCEMENTS

In February 1997, SFAS No. 129, "Disclosure of Information about Capital Structure" was issued effective for periods ending after December 31, 1997. The Company has adopted the disclosure provisions of SFAS No. 129 effective with the fiscal year ended December 31, 1998.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued effective for fiscal years beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 130 effective with the fiscal year ended December 31, 1998. Adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued for fiscal year beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 131, effective with the fiscal years ended December 31, 1998. Adoption of SFAS No. 131 is not expected to have a material impact on the Company's financial statements.

NOTE #11 -

The balance in Accounts Payable ($168,156) includes $151,821 in unpaid license fees which are currently disputed and being negotiated with the Licensor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION:

         The Company is a developmental stage company with a comprehensive marketing plan to launch its Internet web site called Go Autoparts Direct. The Company entered into an agreement with Telebrands, Inc to provide media exposure of its web site. Further, management is in the process of completing agreements with several manufacturers' representatives to provide direct access to various auto aftermarket manufacturers.

         Due to the importance of broadcast and print media for a successful e-commerce business, management forged a strategic alliance with one of the largest producers and purchasers of TV advertising time. They are committed to help launch the Company's program with TV and radio and an infomercial as well. With the added help of the Company's marketing and advertising agency, Daugherty Tegarden Hanley, management is confident that will make our site successful.

         The Company's Internet site will allow users to purchase replacement autoparts and accessories directly from various manufacturers OEM and Aftermarket products. Additionally, potential buyers will be linked to an auction site that will specialize in antique automobiles and trucks. Also, management plans to link directly with suppliers of used and hard to find parts and accessories.

         Finally, the site will provide an outlet to market its cleaning products. This is a highly competitive arena and a captive distribution channel through the Internet will facilitate the launch of this product to the market place.
         The Company can satisfy its cash requirements for a period of 90 days from September 1, 1999. It is currently engaged in raising sufficient capital to launch its Internet site and expects to be successful in this endeavor.

         The Company researched the number and type of auto parts sites found on the Web. While there are some 20,000 websites dealing with auto parts, only a few sell auto parts and very few provide for sales without a requirement for an e-mail transaction. None of the sites provide direct access to the manufacturer, each being a distributor site. Additionally, the Company plans to continue its research into the technical requirements, most especially software, to provide the direct type of service it envisions. It does expect that these technical requirements will require significant purchases of both hardware and software in the near term. Management expects these expenditures to be approximately $250,000. Management also anticipates that the Company will not require any significant new employment to accomplish its launch.

         The Company's began operations in October, 1998, therefore the financials contained herein will not show a comparable time period.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     (a) There are no legal proceedings, judicial or administrative, pending against the Company.

ITEM 2. CHANGES IN SECURITIES.

     (a) There are no changes affecting the rights of the holders of any class of registered securities.

     (b) There are no changes affecting or materially limiting the rights by the issuance or modification of any other class of securities

     (c) The registrant sold no securities during the period covered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     (a) The Company is not in default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the small business issuer exceeding 5 percent of the total assets.

     (b) The Company is not in arrears in the payment of dividends or any other material delinquency, with respect to any class of preferred stock of the registrant which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) No matters have been submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION.

     (a) The registrant has no other information to report at this time.

ITEM 6. EXHIBITS AND REPORTS

     (a) Exhibits furnished include #11 and 27.

     (b) No reports were filed during the quarter on Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ADVANCED PRODUCTS GROUP, INC.
                                             (Registrant)

Date: NOVEMBER 15, 1999                    /s/ EDWARD DAPARMA
                                           ------------------------------------
                                           Edward Daparma
                                           President

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
-------                           -----------

  11                  Computation of Earnings Per Share

  27                  Financial Data Schedule