Form 10QSB/A
period 1999-09-15
ADVANCED PRODUCTS GROUP INC
filed 2000-02-15
CIK 1096154

                    ADVANCED PRODUCTS GROUP, INC
	            (A DEVELOPMENT STAGE COMPANY)
                    BALANCE SHEET FOR SEPTEMBER 30, 1999
                    STATEMENTS ARE UNAUDITED

ASSETS                                AMOUNTS
CURRENT ASSETS              $
CASH IN BANK                            1,626
ACCOUNTS RECEIVABLE                     1,639
INTEREST RECEIVABLE                     4,430
NOTES RECEIVABLE-CURRENT                  100
NOTES RECEIVABLE - R.HERMAN         (     100)
INVENTORY                                   0
ADVANCE- ED DA PARMA                      109
                                       ___________
TOTAL CURRENT ASSETS                     7,804

PROPERTY AND EQUIPMENT
ACCUMULATED AMORTIZATION
LICENSE AGREEMENT                    (  72,150)
                                     _____________
TOTAL PROPERTY AND EQUIPMENT         (  72,150)

OTHER ASSETS                         1,332,000
                                     _____________
TOTAL OTHER ASSETS                   1,332,000
                                     _____________
TOTAL ASSETS                         1,267,654
                                     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
ACCOUNTS PAYABLE                    (   49,792)
ACCRUED INTEREST                         5,980
LOANS PAYABLE                           15,013
LICENSE FEE PAYABLE-CURRENT            239,880
                                    ______________
TOTAL CURRENT LIABILITIES              211,081

LONG TERM LIABILITIES
LICENSE FEE PAYABLE                  1,135,671
                                    ______________
TOTAL LONG TERM LIABILITIES          1,135,671

TOTAL LIABILITIES                    1,346,752

CAPITAL
COMMON STOCK                             3,297
PAID IN CAPITAL                        547,052
RETAINED EARNINGS                    ( 105,973)
OUTSTANDING N/R FRO SHARES           ( 403,410)
NET INCOME                           ( 120,064)
                                   ________________
TOTAL CAPITAL                        (  79,098)

TOTAL LIABILITIES AND CAPITAL         1,267,654


                ADVANCED PRODUCTS GROUP, INC
               (A DEVELOPMENT STAGE COMPANY)
               STATEMENT OF OPERATIONS
               FOR THE PERIOD JYLY1, 1999 TO SEPTEMBER 30, 1999

REVENUES                              AMOUNTS
SALES-SOAP               $               3,030
SALES-DISPENSER                              0
OTHER INCOME                             2,215
SALES DISCOUNTS RETURNS ALLOWANCES           0
                                        ___________
TOTAL REVENUE                            5,245

COST OF SALES
COST OF GOODS SOLD-SOAP                    580
COST OF GOODS SOLD-DISPENSERS               35
COST OF SALES- FREIGHT          (          125)
COST OF SALES- OTHER                       139
                                     _______________
TOTAL COST OF SALES                        629

GROSS PROFIT                             4,616

EXPENSES
ADVERTISING EXPENSE                          0
AMORTIZATION LICENSE AGREEMENT          16,650
INTEREST EXPENSE LIC. AGREEMENT         20,040
AUTO EXPENSE                                 0
BANK CHARGES                               175
DUES AND SUBSCRIPTIONS                     590
FREIGHT                                    927
LEGAL AND PROFESSIONAL                       0
FRANCHISE FEE                               45
PRODUCT DEVELOPMENT                      3,190
MISCELLANEOUS                               47
OFFICE EXPENSE                           1,057
POSTAGE                                    315
OTHER TAXES                      (          18)
RENT                                     2,247
TELEPHONE                                3,901
TRAVEL                                     769
MEALS AND ENTERTAINMENT                    138
OTHER EXPENSES                               0
                                     ______________
TOTAL EXPENSES                           50,073

NET INCOME (LOSS)                 (      45,457)


              ADVANCED PRODUCTS GROUP, INC
              (A DEVELOPMENT STAGE COMPANY)
              STATEMENT OF CASH FLOWS
              STATEMENTS ARE UNAUDITED

CASH FLOWS FROM OPERATING ACTIVITIES           AMOUNTS
NET INCOME (LOSS)                 $  (          45,457)
ADJUSTMENTS TO RECONCILE NET
INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
ACCUMULATED AMORT. LIC.AGREEMENT                16,650
ACCOUNTS RECEIVABLE                  (           1,512)
INTEREST RECEIVABLE                  (           2,215)
SOAP INVENTORY                                       0
DISPENSER INVENTORY                                  0
NOTES RECEIVABLE-CURRENT                             0
NOTES RECEIVABLE- COLONIAL                           0
NOTES RECEIVABLE- R. HERMAN                        100
PREPAID EXPENSES                                     0
ADVANCES RON WEPRIN                                  0
ADVANCES R. HERMAN                                   0
ADVANCES E. DA PARMA                  (            109)
ACCOUNTS PAYABLE                      (            615)
ACCRUED EXPENSES                                     0
NOTES PAYABLE-CURRENT                           15,013
LICENSE FEE PARYABLE                            20,040
                                          ________________
TOTAL ADJUSTMENT                                47,352

NET CASH PROVIDED BY OPERATIONS                  1,895

CASH FLOWS FROM INVESTING ACTIVITIES                 0
LICENSE AGREEMENT                                    0

NET CASH USED IN INVESTING                           0

CASH FLOWS FROM FINANCING ACTIVITIES
LICENSE FEE PAYABLE                                  0
COMMON STOCK                                       246
PAID IN CAPITAL                                      0.

USED FOR PAID IN CAPITAL
OUTSTANDING N/R FOR SHARES              (         2,358)

NET CASH USED IN FINANCING              (         2,112)

NET INCREASE (DECREASE) IN CASH         (           217)

SUMMARY
CASH BALANCE AT END OF PERIOD                     1,626
CASH BALANCE AT BEGINNING OF PERIOD     (         2,248)
NET INCREASE (DECREASE) IN CASH         (           622)
