Form 10QSB
period 1999-12-31
ADVANCED PRODUCTS GROUP INC
filed 2000-02-15
CIK 1096154

                               ADVANCED PRODUCTS GROUP, INC
                              (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEET FOR DECEMBER 31, 1999
                              STATEMENTS ARE UNAUDITED

ASSETS                                                     AMOUNTS

CURRENT ASSETS                                   $
CASH IN BANK                                                    101
ACCOUNTS RECEIVABLE                                              -0-
INTEREST RECEIVALBE                                           4,430
SOAP INVENTORY                                     (            381)
NOTES RECEIVABLE-CURRENT                                        100)
NOTES RECEIVABLE-RICHARD HERMAN                    (            100)
ADVANCE RON WEPRIN                                            3,138
ADVANCE RUS D'AGATA                                             100
ADVANCE ED DA PARMA                                 	           109

TOTAL CURRENT ASSETS                                          7,497

PROPERTY AND EQUIPMENT
ACCUMULATED AMORTIZATION  LICENSE AGREEMENT        (         88,800)
TOTAL PROPERTY AND EQUIPMENT                       (         88,800)

OTHER ASSETS
LICENSE AGREEMENT                                         1,332,000
TOTAL OTHER ASSETS                                        1,332,000

TOTAL ASSETS                                              1,250,697
                                                      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
ACCOUNTS PAYABLE                                 (           52,643)
ACCRUED EXPENSES                                              5,980
NOTES PAYABLE-CURRENT                                        30,638
LICENSE FEE PAYABLE-CURRENT                                 282,420
                                                       _______________
TOTAL CURRENT LIABILITIES                                   266,395

LONG TERM LIABILITIES
LICENSE FEE PAYABLE                                    1,135,672
TOTAL LONG TERM LIABILITIES                            1,135,672

CAPITAL
COMMON STOCK                                               3,297
PAID IN CAPITAL                                          547,052
RETAINED EARNINGS                              (         105,973)
OUTSTANDING N/R FOR SHARES                     (         403,410)
NET INCOME                                     (         192,335)
TOTAL CAPITAL                                  (         151,369)

TOTAL LIABILITIES AND CAPITAL                          1,250,698


                        ADVANCED PRODUCTS GROUP,INC
                        (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF OPERATIONS
                        FOR THE PERIOD OCTOBER 1, 1999 TO DECEMBER 31, 1999
                        STATEMENTS ARE UNAUDITED

REVNUES                                                 AMOUNTS
                                              $
SALES- Soap                                               4,860
SALES-DISPENSERS                                             -0-
OTHER INCOME                                              2,215
SALES DISCOUNTS RETURNS AND ALLOWANCES                       -0-
TOTAL REVENUES                                            7,075

COST OF SALES
COST OF GOODS SOLD-SOAP                                     961
COST OF GOODS SOLD -DISPENSERS                               35
COST OF SALES - FREIGHT                            (        125)
COST OF SALES - OTHER                                       179
TOTAL COST OF SALES                                       1,050

GROSS PROFIT                                              6,025

EXPENSES
ADVERTISING EXPENSE                                          -0-
AMORTIZATION LICENSE AGREEMENT                           33,300
INTEREST EXPENSE -LICENSE AGREEMENT                      40,080
AUTO EXPENSE                                                 -0-
BANK CHARGES                                                351
LEGAL AND PROFESSIONAL EXPENSES                          28,989
DUES AND SUBSCRIPTIONS                                      715
FREIGHT                                                   1,143
FRANCHISE FEES                                               45
PRODUCT DEVELOPMENT                                       3,190
MISCELLANEOUS                                             1,331
OFFICE EXPENSE                                            1,395
POSTAGE                                                     567
OTHER TAXES                                       (          18)
RENT                                                      4,494
TELEPHONE                                                 6,513
TRAVEL                                                    1,519
MEALS AND ENTERTAINMENT                                     138
TOTAL EXPENSES                                          123,752

NET INCOME (LOSS)                                  (    117,727)



                                  ADVANCED PRODUCTS GROUP, INC
                                  (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENT OF CASH FLOWS
                           FOR THE PERIOD 10/1/99 TO DECEMBER 31, 1999
                                  STATEMENTS ARE UNAUDITED



CASH FLOWS FROM OPERATING ACTIVITES		                 AMOUNTS
NET INCOME OR (LOSS)                            $  (  117,730)

ADJUSTMENTS TO RECONCILE NET
INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
ACCUMULATED AMORTIZATION OF
LICENSE AGREEMENT                                      33,300
ACCOUNTS RECEIVABLE                                       126
INTEREST RECEIVABLE                                 (   2,215)
SOAP INVENTORY                                            381
DISPENSER INVENTORY                                        -0-
NOTES RECEIVABLE -CURRENT                                  -0-
NOTES RECEIVABLE - COLONIAL                                -0-
NOTES RECEIVABLE- HERMAN                                  100
PREPAID EXPENSES                                           -0-
ADVANCES RON WEPRIN                                  (  3,137)
ADVANCES RICHARD HERMAN                                    -0-
ADVNCES RUS D'AGATA                                  (    100)
ADVANCES EDWARD DA PARMA                             (    109)
ACCOUNTS PAYABLE                                     (    463)
ACCRUED EXPENSES                                           -0-
NOTES PAYABLE- CURRENT                                 30,638
LICENSE FEE PAYABLE                                    62,580
CASH PROVIDED BY OPERATIONS                               371

CASH FLOWS FROM INVESTING ACTIVITIES                       -0-
LICENSE AGREEMENT                                          -0-

NET CASH USED IN INVESTING                                 -0-

CASH FLOWS FROM FINANCING ACTIVITIES
LICENSE FEE PAYABLE                                        -0-
COMMON STOCK                                              246
PAID IN CAPITAL                                            -0-.

USED FOR PAID-IN CAPITAL
OUTSTANDING N/R FOR SHARES                        (     2,359)

NET CASH USED IN FINANCING                        (     2,113)

NET INCREASE (DECREASE) IN CASH                   (    1, 742)

SUMMARY
CASH BALANCE AT END OF PERIOD                             101
CASH BALANCE AT BEGINNING OF PERIOD                     7,169
NET INCREASE (DECREASE) IN CASH                         7,270
