Form 10QSB/A
period 1999-09-30
ADVANCED PRODUCTS GROUP INC
filed 2000-04-06
CIK 1096154

QUARTERLY REPORT - FORM 10QSB/A

-----------------------------------------------------------------------------
SEC 2344 POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
         CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.
-----------------------------------------------------------------------------
                                               -----------------------------
                                                      OMB APPROVAL
                                               -----------------------------
                                               OMB Number: 3235-0416
                                               -----------------------------
                                               Expires:  May 31, 2000
                                               -----------------------------
                                               Estimated average burden
                                               hours per response: 9708.0
                                               -----------------------------
                                UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

(Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999
    [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

          For the transition period ______________ to ____________________

              Commission File Number ____________________________________

                            ADVANCED PRODUCTS GROUP, INC.
                    -----------------------------------------------------
                      (Name of small business issuer as specified in charter)

      DELAWARE                                     75-2035917
  -----------------------------             --------------------------------
 (State or other jurisdiction               (IRS Employer Idenification No.)
  of incorporation or organization)

                       7820 S. Holiday Drive, Suite 205, Sarasota, Fl 34231
                     ------------------------------------------------------
                       (Address of principal executive offices)

                           (941)346-8347
                     -----------------------------------------------------
                      (Issuer's telephone number)

-----------------------------------------------------------------------------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 3,307,535 Common Shares.

Transitional Small Business Disclosure Format (Check one) Yes [ ] no [ ]
-----------------------------------------------------------------------------
               PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          ADVANCED PRODUCTS GROUP, INC.
                          (A DEVELOPMENTAL STAGE COMPANY)
                        BALANCE SHEET FOR SEPTEMBER 30, 1999
                               STATEMENTS ARE UNAUDITED

                                                   9/30/99
                                                 -----------
         ASSETS
   CURRENT ASSETS
------------------
     CASH IN BANK                            $      1,626
     ACCOUNTS RECEIVABLE                            1,639
     INTEREST RECEIVABLE                            4,430
     NOTES RECEIVABLE - CURRENT                       100
     NOTES RECEIVABLE - R.HERMAN                (     100)
     INVENTORY                                          0
     ADVANCE - ED DA PARMA                            109
                                             --------------------
  TOTAL CURRENT ASSETS                              7,804

    PROPERTY AND EQUIPMENT
    ACCUMULATED AMORTIZATION
    LICENSE AGREEMENT                           (  72,150)
                                             ---------------------
 TOTAL PROPERTY AND EQUIPMENT                   (  72,150)

    OTHER ASSETS                                 1,332,000
                                             ----------------------
 TOTAL OTHER ASSETS                              1,332,000

        TOTAL ASSETS                             1,267.654

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
---------------------------
     ACCOUNTS PAYABLE                         (     49,792)
     ACCRUED INTEREST                                5,980
     LOANS PAYABLE                                  15,013
     LICENSE FEE PAYABLE - CURRENT                 239,880
                                              ---------------------
 TOTAL CURRENT LIABILITIES                         211,081

 LONG TERM LIABILITIES
 LICENSE FEE PAYABLE                             1,135,671
                                             ----------------------
 TOTAL LONG TERM LIABILITIES                     1,135,671

      TOTAL LIABILITIES                          1,346,752

 CAPITAL
 COMMON STOCK                                        3,297
 PAID IN CAPITAL                                   547,052
 RETAINED EARNINGS                            (    105,973)
 OUTSTANDING N/R FOR SHARES                   (    403,410)
 NET INCOME                                   (    102,064)
                                           -------------------------
         TOTAL CAPITAL                        (     79,098)

 TOTAL LIABILITIES AND CAPITAL                    1,267,654


                          ADVANCED PRODUCTS GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                     FOR THE PERIOD JULY,1999 TO SEPTEMBER 30, 1999
                            STATEMENTS ARE UNAUDITED

REVENUES                                        AMOUNTS
------------------                          --------------------------
SALES-SOAP                               $                3,030
SALES-DISPENSER                                               0
OTHER INCOME                                              2,215
SALES DISCOUNTS RETURNS ALLOWANCES                            0
                                             -------------------------
TOTAL REVENUE                                             5,245

COST OF SALES
COST OF GOODS SOLD SOAP                                     580
COST OF GOODS SOLD DISPENSER                                 35
COST OF SALES FREIGHT                          (            125)
COST OF SALES OTHER                                         139
                                             -------------------------
TOTAL COST OF SALES                                         629

GROSS PROFIT                                              4,616

EXPENSES

ADVERTISING                                                   0
AMORTIZATION OF LICENSE AGREEMENT                        16,650
INTEREST EXPENSE LIC AGREEMENT                           20,040
AUTO EXPENSE                                                  0
BANK CHARGES                                                175
DUES AND SUBSCRIPTIONS                                      590
FREIGHT                                                     927
LEGAL AND PROFESSIONAL                                        0
FRANCHISE FEE                                                45
PRODUCT DEVELOPMENT                                       3,190
MISCELLEANEOUS                                               47
OFFICE EXPENSE                                            1,057
POSTAGE                                                     315
OTHERTAXES                                       (           18)
RENT                                                      2,247
TELEPHONE                                                 3,901
MEALS AND ENTERTAINMENT                                     138
TRAVEL                                                      759
OTHER EXPENSES                                                0
                                                ----------------------
TOTAL EXPENSES                                           50,073

NET INCOME (LOSS)                                (       45,457)


                                ADVANCED PRODUCTS GROUP, INC
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CASH FLOWS
                                 STATEMENTS ARE UNAUDITED

CASH FLOWS FROM OPERATING ACTIVITIES                    AMOUNTS

NET INCOME (LOSS)                          $    (        45,457)
ADJUSTMENTS TO RECONCILE NET
INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
ACCUMULATED AMORT. LIC AGREEMENT                (        16,650)
ACCOUNTS RECEIVABLE                             (         1,512)
INTEREST RECEIVABLE                             (         2,215)
SOAP INVENTORY                                                0
DISPENSER INVENTORY                                           0
NOTES RECEIVABLE - CURRENT                                    0
NOTES RECEIVABLE - COLONIAL                                   0
NOTES RECEIVABLE - R. HERMAN                                100
PREPAID EXPENSES                                              0
ADVANCES R. WEPRIN                                            0
ADVANCES R. HERMAN                                            0
ADVANCES E. DA PARMA                             (          109)
ACCOUNTS PAYABLE                                 (          615)
ACCRUED EXPENSES                                              0
NOTES PAYABLE - CURRENT                                  15,013
LICENSE FEE PAYABLE                                      20,040
                                               ------------------------
TOTAL ADJUSTMENT                                         47,352

NET CASH PROVIDED BY OPERATIONS                           1,895

CASH FLOWS FROM INVESITNG ACTIVITIES                          0
LICENSE AGREEMENT                                             0

NET CASH USED IN INVESTING                                    0

CASH FLOWS FROM FINANCING ACTIVITIES
LICENSE FEE PAYABLE                                           0
COMMON STOCK                                                246
PAID IN CAPITAL                                               0

USED FOR PAID IN CAPITAL
OUTSTANDING N/R FOR SHARES                       (         2,358)

NET CASH USED IN FINANCING                       (         2,112)

NET INCREASE (DECREASE) IN CASH                  (           217)

SUMMARY
CASH BALANCE AT END OF PERIOD                               1,626
CASH BALANCE AT BEGINNING OF PERIOD              (          2,248)
NET INCREASE (DECREASE) IN CASH                  (            622)


                               ADVANCED PRODUCTS GROUP, INC
                               (A DEVELOPMENT STAGE COMPANY)
                              NOTES TO FINANCIAL STATEMENTS

NOTE 1 - CORPORATE HISTORY

Advanced Products Group, Inc (the "Company"), is a market based company selling soaps, hand cleaners and other related products. Originally formed as a Nevada Corporation on August 27, 1998, using the name Cra Z Soap, Corp, the Company filed Articles of Incorporation on March 12, 1999, and changed its name to Advanced Products Group, Inc.

Pursuant to an Agreement of Merger dated August 28, 1998, the Company merged into Advanced Technologies Group, Inc. a Delaware Corporation organized under the laws of the State of Delaware on March 25, 1987.

The Company is considered to be a developmental stage company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A.  The Company uses the accrual method of accounting.
B. Reveues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Basic Earnings Per Share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
E. Consolidation Policies: the accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.
F. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leashold improvements is amortized over the lesser length of the lease of the related assets or the estimated lives of the assets. Depreciation and amortization are computed on the straight line method.

NOTE 3 - REVERSE TAKEOVER AND RECAPITALIZATION

Pursuant to an Agreement of Merger dated August 27, 1998, Cra Z Soap Corp, a Nevada Corporation, (the legal acquiree) and Advanced Techonologies Group, Inc a Delaware Corporation, (the legal acquirer) exchanged common stock to give the shareholders of the legal acquiree control of the legal acquirer.

                                ADVANCED PRODUCTS GROUP, INC
                               (A DEVELOPMENTAL STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 3 - REVERSE TAKEOVER AND RECAPITALIZATION

Shareholders of the legal acquiree surrendered 100% of the outstanding shares in exchange for 1,200,000 shares of Common Stock and 310,550 Series A Super Preferred Voting Shares of the legal acquirer.

On April 30, 1999, Advanced Technologies Group, Inc the legal acquirer filed a Certificate of Amendment with the Secretary of State of the State of Delaware changing its name to Advanced Products Group, Inc.

The share exchange of a private operating Company, (Cra Z Soap, Corp) into a non-operating public shell (Advanced Technologies Group, Inc.), with no assets or liabilities resulted in the shareholders of the private company having actual operating control of the combined company after the transaction, and the shareholders of the former public shell continuing only as passive investors.

This transaction is considered to be a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible is recorded.

AFB No. 16, paragraph 70 states that, "Pressumptive evidence of the acquiring corporation in combinations effected by an exchange of stock is obtained by identifying the former common shareholder interest of a combined company which either retains or receives the larger portion of voting rights of the combined corporation. That corporation should be treated as the acquirer unless other evidence clearly indicates that another corporation is the acquirer."

Staff accounting Bulletin Topic 2A affirms the above principle and gives guidelines that the post reverse-acquisition comparative historical financial saatements furnished for the legal acquirer should be those of the legal acquiree.

In accordance with this guideline the outstanding shares of Cra Z Soap,Corp have been retroactively restated on the Balance Sheet, and the Statement of Stockholders' Equity to give the effect to the three shares for one share exchange. The retroactively restated shares have been used in the Computation for Earnings (Losses) Per Share to preserve comparability of those figures.

                                ADVANCED PRODUCTS GROUP, INC
                                (A DEVELOPMENTAL STAGE COMPANY)
                              NOTES TO FINANCIAL STATEMENTS -CONTINUED

NOTE 4 - INCOME TAXES

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utlilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.

The Company has incurred losses that can be carried forward to offset future these losses are as follows:

                                    Year of Loss    Amount  Expiration Date
                                 ------------------------------------------
                                      1998       $ 101,226      2018
                                                                1999
                                                              -------------
   Current Tax Asset Value of Net Operating Loss Carryforwards
   at Current Prevailing Federal Tax Rate                     $   34,416
   Evaluation Allowance                                        (  34,416)
                                                             ---------------
                       Net Tax Asset                          $        0
                                                             ===============
                       Current Income Tax Expense                      0
                       Deferred Income Tax Benefit                     0

NOTE 5 - GOING CONCERN

The accompanying financial statements of Advanced Products Group, Inc have been prepared on a going concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertanites that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statements of operations the Company has not achieved profitable operations and as of June 30, 1999 the Company has had insufficient working capital.

Management has obtained an agreement with an investment banking concern in New York to use a Private Placement Memorandum of 500,00 shares of common stock at $2.00 per share to raise additional capital. This Agreement is contingent on the Company completing its current registration process with the SEC.

In addition, negotiations continue with a major supermarket wholesaler for the soap products.

                              ADVANCED PRODUCTS GROUP, INC.
                             (A DEVELOPMENTAL STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 6 - LICENSE AGREEMENT

On August 27, 1998, Cra Z Soap Corp, (the Licensee) entered into an Agreement with Masters Marketing and Development, Inc.,a Tennessee Corporation, (the Lincensor). Pursuant to the Agreement the Licensor granted the Licensee a property that is identified as all formulae, patents, applications for patents, intellectual properties, know-how, ideas, methods, processes and concepts, and devices (the "Formulae"), whether now existing or hereafter conceived, developed or acquired by the Licensor relating to the product known as Cra Z Soap or any similar product or any application of the formulae to any products or commercialization therof.

Two officers of Advanced Products Group, Inc owning 22.4% of Advanced Products Group, Inc outstanding common shares also own 42% each of Masters Marketing and Developement, Inc.

A royalty of ten percent (10%) of the Adjusted Gross Sales Price of any products sold by the Licensee or its affiliates for which the Licensee receives payment of Twenty Thousand Dollars U.S. ($20,000) (the "Monthly Minimum") whichever is greater ("Royalties"). "Adjusted Gross Sales Price" shall mean the gross sales price of any Products sold less returns and reasonable actual discounts or rebates. At such time as the total amount of Royalties paid reaches the sum equal to $2,000,000, the percentage of Adjusted Gross Sales Price paid as royalty as defined above shall change from ten percent (10%) to three percent (3%) with no monthly minimum.

The Company has capitalized the License Agreement at the present value of $2,000,000 using a risk free rate of 5% over the term of 100 months, (eight and one-third years) that the Company is required to pay $20,000 per month. The present value of the License is $1,332,000. The discount factor of $668,000 is considered to be the interest factor and is absorbed into the operating expense as interest expense using the straight line method at $6,680 The interest expense is recognized as expense each month without respect to when the Company pays the required License Fee. If the Company fails to make the License Fee payment timely, then the expense is recognized and the License Fee payable is increased.

The Company will amortize the License Fee recognized as an asset over the initial term of the the License which is twenty (20) years.

The Company will be required to make debt service payments and recognize expensed pertaining to the License as follows:

                                ADVANCED PRODUCTS GROUP, INC
                               (A DEVELOPMENTAL STAGE COMPANY)
                           NOTES TO THE FINANCIAL STATEMENTS -CONTINUED

NOTE 6 - LICENSE AGREEMENT - CONTINUED


LICENSE           PRINCIPAL       LICENSE               AMORTIZATION
YEAR              PAYMENT         INTEREST  REDUCTION   FACTOR
------------- ---------------- ------------ ----------- --------------

1998        $      80,000    $       53,280 $   26,720         22,200
1999              240,000           159,840     80,160         66,600
2000              240,000           159,840     80,160         66,600
2001              240,000           159,840     80,160         66,600
2002              240,000           159,840     80,160         66,600
2003              240,000           159,840     80,160         66,600
THEREAFTER        720,000           479,520    240,480      1,644,800
TOTAL      $    2,000,000         1,332,000    668,000      2,000,000


NOTE 7 - STOCKHOLDERS EQUITY

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.001 per share.

The Company is authorized to issue 1,000,000 Shares of Series A Super Preferred Voting Shares, retroactively restated have the following characteristics:

A. Voting Rights: The holder of each share of the Shares shall have the right to cast twenty (20) votes per Share held on any and all matters presented for shareholder consideration.
    Each holder of common shares may cast one (1) vote per common share held on any and all matters presented for shareholder consideration.
B. Preference: Holders of the Shares shall be preferred over holders of common shares for payment of dividends or in any distribution to shareholders resulting from the liquidation of the issuer.
C. Face Value and Redemption Value: The Shares have a face value of $1.00 each. The Shares may be redeemed by the issuer prior to any conversion thereof any time after two (2) years from the date of issuance for $1.00 each at the option of the issuer.
D Dividends: The Shares earn a non-cumulative dividend of three precent (3%)annually based upon the Shares face value and redemption value. Dividends shall be paid from earnings of the issuer, if any.
E. Conversion: The Shares may be converted into restricted common shares any time commencing two (2) years after the date of issuance. Each
    Series A Preferred Voting Share may be converted into Twenty (20 restriced common shares. The holding periods of any restricted common shares issued as a result of the conversion for the purposes of Rule 144 or any subsection thereof, as promulgated by the Securities and Exchange Commission, shall commence upon the date of issuance of and such Series converted.

                                ADVANCED PRODUCTS GROUP, INC
                               (A DEVELOPMENTAL STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 7- STOCKHOLDERS' EQUITY - CONTINUED

F. SERIES C PREFERRED SHARES: The Company offers Series C preferred Shares with a coupon of 6%, a redemption value of $10.00, a face value of $10.00 with voting rights of 2 votes per share and a conversion of 2 common shares for each share after one year from issue. There are no Series C Preferred Shares Issued.

On March 12, 1999 at a Special Meeting, the Shareholders authorized a one for three split of the issued and outstanding shares of common and preferred stock. Retroactive restatement has been made to the financial statements. The remaining preferred shares outstanding were returned to the Comany at no cost and were canceled.

The Company issued 24,916 shares of common stock for services valued at $2,838. in 1998 and 317,639 shares for services valued at $7,585 in 1999.

The Company issued shareholders of Advanced Technologies Group, Inc. options to acquire up to 666,667 post split shares of common stock at $0.75 per share. In 1999, the Shareholders exercised the options and the Company issued 666,667 shares of common stock for Notes Receivable of $500,000. As of June 30, 1999, the Company had received $96,690 from one of the Note holders.

NOTE 8 - NOTES RECEIVABLE

The Company has three short term notes receivable as follows:

Note 1- From a Business Entitiy of $166,667 dated April 1, 1999 and due
March 31, 2000, interest at .025% per annum                  $ 166,667

Note 2 - From a Business Entitiy of $166,667 dated April 1,
1999 and due March 31, 2000, interest at .025%                 166,667

Note 3- From a Business Entity of $166,667 dated April 1,
199, and due March 31, 2000, interest at .025%                  69,976
                                                           --------------
                             Total                             403,310
The Company issued 666,667 shares of common stock for the notes receivable. Generally accepted accounting principles require that the note receivable for stock issued be offset against the equity increased from the original sale.

                             ADVANCED PRODUCTS GROUP, INC
                             (A DEVELOPMENTAL STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 9 - DEFICIT ACCUMULATED IN THE DEVELOPMENT STAGE

Subsequent to the Agreement of Merger the surviving entity is considered to be a development stage company. Deficits accumulated are as follows:

Period                                                         Amount
From August 27, 1998 (Inception) to December 31, 1998      $    101,226
From January 1, 1999 to June 30, 1999                           160,493
Total                                                      $    261,719

NOTE 10 - NEW TECHNICAL PRONOUNCEMENTS

In February 1997, SFAS No 129, "Disclosure of Information about Capital Structure" was issued effective for periods ending after December 31, 1997. The Company has adopted the disclosure provisions of SFAS No 129 effective with the fiscal year ended December 31, 1998.

In June, 1997 SFAS No. 130 "Reporting Comprehensive Income" was issued effective for fiscal years beginning after December 31, 1997, with earlier application premitted. The Company elected to adopt SFAS No. 130 effective with the fiscal year ended December 31, 1998. Adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements.

In June 1997, SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued for fiscal year beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 131, effective with the fiscal year ended December 31, 1998. Adoption of SFAS No. 131 is not expected to have a material impact on the Company's financial statements.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

PLAN OF OPERATION:

The Company is a development stage company with a comprehensive marketing plan to launch its Internet web site called Go.Autoparts.Direct. The Company entered into an agreement with Telebrands, Inc to provide media exposure of its web site. Further management is in the process of completing agreements with several manufacturers' representatives to provide direct access to various aftermarket manufacturers.

Due to the importance of bradcast and print media for a successful e-commerce business, management forged a strategic alliancw with one of the largest producers and purchasers of TV advertising time. They are committed to help launch the Company's program with TV and radio as well as the production of a Infomercial. With the added help of the Company's marketing and advertising agency, Daugherty Tegarden, Hanley, management is confident that it will make our site successful.

Finally, the site will provide an outlet to market its cleaning products. This is a highly competitive arena and a captive distribution channel through the Internet will facilitate the launch of this product to the market.

The Company can satisfy its cash requirements for a period of 90 days from September 1, 1999. It is currently engaged in raising sufficient capital to launch its Internet site and expects to be successful in this endeavor.

The Company researched the number and type of auto parts sites found on the Web. While there are some 20,000 websites dealing with auto parts, only a few sell auto parts and very few provide for sales without a requirement for and e-mail transaction. None of the sites provide direct access to the manufacturer, each being a distributor's site. Additionally, the Company plans to continue its research into the technical requirements, most especially software, to provide the direct type of service it envisions. It does not expect that these technical requirements will require significant purchases of both hardware and software in the near term. Management expects these expenditures to be approximately $250,000. Management also expects that the Company will not require any significant new employment to accomplish its launch.

The Company began operations in October of 1998, therefore the financials contained herein will not show a comparable time period.

                                     PART II- OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

(a) There are no legal proceedings, judicial or administrative, pending against the Company.

ITEM 2. - CHANGES IN SECURITIES

(a) There are not changes affecting the rights of the holders of any class of registered securities.

(b) There are no changes affecting or materially limiting the rights by the issuance or modification of any class of securities.

(c)  The registrant sold no securities during the period covered.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

(a) The Company is not in default in the payment of principal, interest, a sinking or purchase fund installment, or any material default not cured within thirty (30) days, with respect to any indebtedness of the small business issuer exceeding 5 precent of the total assets.

(b) The Company is not in arrears in the payment of dividends or any other material delinquency, with respect to any class of preferred stock of the registrant which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock.

ITEM 4. - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a) No matters have been submitted to a vote of security holders during the period covered by this report, through solicitation of proxies or otherwise.

ITEM 5. - OTHER INFORMATION

(a) The registrant has no other information to report at this time.

ITEM 6. - EXHIBITS AND REPORTS

(a)  Exhibits frunished include # 11 and 27

(b)  No reports were filed during the quarter on Form 8-K