Form 10QSB/A
period 1999-12-31
ADVANCED PRODUCTS GROUP INC
filed 2000-04-06
CIK 1096154

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

                       5221 Ocean Blvd, PMB 257, Sarasota, Fl 34242
                     ------------------------------------------------------
                       (Address of principal executive offices)

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

ITEM 1. FINANCIAL STATEMENTS.

                          ADVANCED PRODUCTS GROUP, INC.
                          (A DEVELOPMENTAL STAGE COMPANY)
                        BALANCE SHEET FOR DECEMBER 31, 1999
                               STATEMENTS ARE UNAUDITED

                                                   9/30/99
                                                 -----------
         ASSETS
   CURRENT ASSETS
------------------
     CASH IN BANK                            $        101
     ACCOUNTS RECEIVABLE                                0
     INTEREST RECEIVABLE                            4,430
     NOTES RECEIVABLE - CURRENT                       100
     NOTES RECEIVABLE - R.HERMAN                (     100)
     INVENTORY                                  (     381)
     ADVANCE - ED DA PARMA                            109
     ADVANCE - RON WEPRIN                           3,138
     ADVANCE - RUS D'AGATA                            100
                                            --------------------
  TOTAL CURRENT ASSETS                              7,497

    PROPERTY AND EQUIPMENT
    ACCUMULATED AMORTIZATION
    LICENSE AGREEMENT                           (  88,800)
                                             ---------------------
 TOTAL PROPERTY AND EQUIPMENT                   (  88,800)

    OTHER ASSETS                                 1,332,000
                                             ----------------------
 TOTAL OTHER ASSETS                              1,332,000

        TOTAL ASSETS                             1,250,697

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
---------------------------
     ACCOUNTS PAYABLE                         (     52,643)
     ACCRUED INTEREST                                5,980
     NOTES PAYABLE                                  30,638
     LICENSE FEE PAYABLE - CURRENT                 282,420
                                              ---------------------
 TOTAL CURRENT LIABILITIES                         266,395

 LONG TERM LIABILITIES
 LICENSE FEE PAYABLE                             1,135,672
                                             ----------------------
 TOTAL LONG TERM LIABILITIES                     1,135,672

      TOTAL LIABILITIES                          1,402,067

 CAPITAL
 COMMON STOCK                                        3,297
 PAID IN CAPITAL                                   547,052
 RETAINED EARNINGS                            (    105,973)
 OUTSTANDING N/R FOR SHARES                   (    403,410)
 NET INCOME                                   (    192,335)
                                           -------------------------
         TOTAL CAPITAL                        (    151,369)

 TOTAL LIABILITIES AND CAPITAL                    1,250,698


                          ADVANCED PRODUCTS GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                     FOR THE PERIOD OCTOBER 31, 1999 TO DECEMBER 31,1999
                            STATEMENTS ARE UNAUDITED

REVENUES                                        AMOUNTS
------------------                          --------------------------
SALES-SOAP                               $                4,860
SALES-DISPENSER                                               0
OTHER INCOME                                              2,215
SALES DISCOUNTS RETURNS ALLOWANCES                            0
                                             -------------------------
TOTAL REVENUE                                             7,075

COST OF SALES
COST OF GOODS SOLD SOAP                                     961
COST OF GOODS SOLD DISPENSER                                 35
COST OF SALES FREIGHT                          (            125)
COST OF SALES OTHER                                         179
                                             -------------------------
TOTAL COST OF SALES                                        1,050

GROSS PROFIT                                               6,025

EXPENSES

ADVERTISING                                                   0
AMORTIZATION OF LICENSE AGREEMENT                        33,300
INTEREST EXPENSE LIC AGREEMENT                           40,080
AUTO EXPENSE                                                  0
BANK CHARGES                                                351
DUES AND SUBSCRIPTIONS                                      715
FREIGHT                                                   1,143
LEGAL AND PROFESSIONAL                                   28,989
FRANCHISE FEE                                                45
PRODUCT DEVELOPMENT                                       3,190
MISCELLEANEOUS                                            1,331
OFFICE EXPENSE                                            1,395
POSTAGE                                                     567
OTHERTAXES                                       (           18)
RENT                                                      4,494
TELEPHONE                                                 6,513
MEALS AND ENTERTAINMENT                                     138
TRAVEL                                                    1,519
OTHER EXPENSES                                                0
                                                ----------------------
TOTAL EXPENSES                                          123,752

NET INCOME (LOSS)                                (       117,727)


                                ADVANCED PRODUCTS GROUP, INC
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CASH FLOWS
                                 STATEMENTS ARE UNAUDITED

CASH FLOWS FROM OPERATING ACTIVITIES                    AMOUNTS

NET INCOME (LOSS)                          $    (      117,730)
ADJUSTMENTS TO RECONCILE NET
INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
ACCUMULATED AMORT. LIC AGREEMENT                         33,300
ACCOUNTS RECEIVABLE                                         126
INTEREST RECEIVABLE                             (         2,215)
SOAP INVENTORY                                              381
DISPENSER INVENTORY                                           0
NOTES RECEIVABLE - CURRENT                                    0
NOTES RECEIVABLE - COLONIAL                                   0
NOTES RECEIVABLE - R. HERMAN                                100
PREPAID EXPENSES                                              0
ADVANCES R. WEPRIN                               (        3,137)
ADVANCES R. HERMAN                                            0
ADVANCES E. DA PARMA                             (          109)
ADVANCES R. D'AGATA                              (          100)
ACCOUNTS PAYABLE                                 (          463)
ACCRUED EXPENSES                                              0
NOTES PAYABLE - CURRENT                                  30,628
LICENSE FEE PAYABLE                                      62,580
                                               ------------------------
TOTAL ADJUSTMENT                                        121,101

NET CASH PROVIDED BY OPERATIONS                             371

CASH FLOWS FROM INVESITNG ACTIVITIES                          0
LICENSE AGREEMENT                                             0

NET CASH USED IN INVESTING                                    0

CASH FLOWS FROM FINANCING ACTIVITIES
LICENSE FEE PAYABLE                                           0
COMMON STOCK                                                246
PAID IN CAPITAL                                               0

USED FOR PAID IN CAPITAL
OUTSTANDING N/R FOR SHARES                       (         2,359)

NET CASH USED IN FINANCING                       (         2,113)

NET INCREASE (DECREASE) IN CASH                  (         1,742)

SUMMARY
CASH BALANCE AT END OF PERIOD                                 101
CASH BALANCE AT BEGINNING OF PERIOD                         7,169
NET INCREASE (DECREASE) IN CASH                             7,270


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

The Company can satisfy its cash requirements for a period of 90 days from September 1, 1999. In order to conserve cash, the Company has moved its offices and reduced its overhead. It is currently engaged in raising sufficient capital to launch its Internet site and expects to be successful in this endeavor. Management has reached an understanding with an investment bank in New York to raise capital through a Private Placement Memorandum, contingent on the completion of the Form 10SB registration with the SEC.

The Company researched the number and type of auto parts sites found on the Web. While there are some 20,000 websites dealing with auto parts, only a few sell auto parts and very few provide for sales without a requirement for and e-mail transaction. The number of these sites have increased and while many now provide "shopping basket" type services,nNone of the sites provide direct access to the manufacturer, each being a distributor's site. Additionally, the Company plans to continue its research into the technical requirements, most especially software, to provide the direct type of service it envisions. It does not expect that these technical requirements will require significant purchases of both hardware and software in the near term. Management expects these expenditures to be approximately $250,000. Management also expects that the Company will not require any significant new employment to accomplish its launch.

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