Form 10QSB
period 2000-03-31
ADVANCED PRODUCTS GROUP INC
filed 2000-06-14
CIK 1096154

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act, 1934

For the quarterly period ended                          March 31, 2000

Commission File No.

ADVANCED PRODUCTS GROUP, INC.
--------------------------------------------------------------------
(Exact name of registrant as specified in its charter.)

Delaware                                        75-2035917
-------------------------                  ---------------------------
(State of jurisdiction of               (IRS Employer Identification
incorporation or organization            No.)

5221 Ocean Blvd No 257 Sarasota, Florida         34242
------------------------------------------     ---------------------
(Address of principal executive offices)       (Zip Code)

(Registrant's telephone number including area code) (941) 346-8347

Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES [X]		NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


    	Common Stock, $0.001 Par Value - 3,340,868 as of March 31, 2000

PART I - FINANCIAL INFORMATION

                         ADVANCED PRODUCTS GROUP, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                    STATMENTS OF LOSS AND ACCUMULATED DEFICIT
                     FOR THE THREE MONTHS AND NINE MONTHS
                         ENDED MARCH 31, 2000
                              (UNAUDITED)

            CASH FLOWS FROM OPERATING ACTIVITIES
                                  March 31, 2000          June 30, 1999
CASH FLOW OPER. ACTIVITY
NET INCOME (LOSS)                       (39, 224)          (112,879)
ADJUSTMENTS TO RECONCILE NET

LOSS TO CASH
AMORTIZATION LICENSE AGREEMENT           16,650              33,300
NON CASH EXPENSES                             0               2,875

CHANGES IN OPERATING ASSETS& LIABILITIES

ACCOUNTS RECEIVABLES                           0              8,230
INTEREST RECEIVABLES                           0             (2, 215)
INVENTORY                                   (381)              1,343
NOTES RECEIVABLE                               0                   0
PREPAID EXPENSES                               0               1,400
ADVANCES                                 ( 1,097)                  0
ACCOUNTS PAYABLE                         106,135               2,900
ACCRUED EXPENSES                               0               5,759
TOTAL ADJUSTMENTS                        121,307              53,592

NET CASH PROVIDED BY OPERATION            82,083             (59,284)

CASH FLOWS FROM INVESTING ACTIVITIES

LICENSE AGREEMENT PAYABLE CURR           (82,709)            (22,496)

CASH FLOWS FROM FINANCING ACTIVITIES

PROCEEDS FROM SALE OF COMMON STOCK             0             111,690
NOTES PAYABLE                                575             (60,970)
USED FOR PAID IN CAPITAL                       0                   0
OUTSTANDING N/R FOR SHARES                     0                   0
NET CASH USED IN FINANCING                   575              50,720
NET INCREASE (DECREASE IN CASH)              (51)            (31,060)

SUMMARY
CASH BALANCE AT END OF PERIOD                  50                710
CASH BALANCE AT BEGINNING OF PERIOD           101             31,770
NET INCREASE (DECREASE) IN CASH               (51)           (31,060)


                          ADVANCED PRODUCTS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS PERIOD
                          ENDED MARCH 31, 2000

                                 (UNAUDITED)

                REVENUES

REVENUES                               MARCH 31, 2000        JUNE 30, 1999
SALES                                           1,549                5,830
OTHER INCOME                                        0                    0
      TOTAL REVENUE                             1,549                5,830

COST OF SALES
COST OF GOODS SOLD                                289                1,343
COST OF SALES -OTHER                               60                    0
     TOTAL COST OF SALES                          349                1,343

GROSS PROFIT                                    1,200                4,487

EXPENSES

GENERAL AND ADMINISTRATIVE                      3,734               46,656
AMORTIZATION                                   16,650               33,300
INTEREST                                       20,040               40,080
        TOTAL EXPENSES                         40,424              120,036

OTHER INCOME

INTEREST INCOME                                     0                2,673

NET INCOME (LOSS)                             (39,224)         (   112,876)
LOSS PER SHARE DILUTED                       (    .01)         (       .03)


ADVANCED PRODUCTS GROUP, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
FOR THE THREE MONTHS AND NINE MONTHS PERIOD
ENDING MARCH 31, 2000
(UNAUDITED)


          ASSETS
                                     MARCH 31, 2000     JUNE 30,1999
ASSETS

CURRENT ASSETS

CASH IN BANK                                     50             710
ACCOUNTS RECEIVABLE                               0             127
INTEREST RECEIVABLE                           4,430           2,215
INVENTORY                                         0               0
ADVANCES                                      4,444               0
                                            -----------    ----------
      TOTAL CURRENT ASSETS                    8.924           3,052

OTHER ASSETS
LICENSE                                   1,332,000       1,332,000
LESS AMORTIZATION                         ( 105,450)       ( 55,500)
TOTAL OTHER ASSETS                        1,226,550       1,276,500
                                         ============  ===============
TOTAL ASSETS                              1,235,474       1,279,552


ADVANCED PRODUCTS GROUP, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
FOR THE THREE MONTHS AND NINE MONTHS PERIOD
ENDING MARCH 31, 2000
(UNAUDITED)
(CONTINUED)


            LIABILITIES AND STOCKHOLDERS' EQUITY

                                          MARCH 31, 2000      JUNE 31, 2000
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

ACCOUNTS PAYABLE                                53,492            10,912
ACCRUED EXPENSE                                  5,980             5,980
LOANS PAYABLE                                   31,213                 0
LICENSE FEE - CURRENT PORTION                  159,840           159,840
                                             -------------    ------------
TOTAL CURRENT LIABILITIES                      250,525           176,732
LONG TERM LIABILITIES

LICENSE FEE PAYABLE                          1,175,543         1,135,672

STOCKHOLDERS' EQUITY

COMMON STOCK                                     3,297             3,061
PAIN IN CAPITAL                                547,052           551,273
OUTSTANDING NOTES RECEIVABLES FOR SALE
OF SHARES ISSUED                              (403,410)         (403,410)
ACCUMULATED IN THE DEVELOPMENT STAGE          (337,533)         (183,776)
TOTAL STOCKHOLDERS' EQUITY                    (190,594)         ( 32,852)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   1,235,474         1,279,552



Advanced Products Group, Inc
(A Development Stage Company )
Notes to Financial Statements


NOTE #1 - Corporate History

Advanced Products Group, Inc, (the Company) is a market-based company selling soaps, hand cleaners and other related products. Originally formed as a Nevada Corporation on August 27, 1998, using the name Cra Z Soap, Corp. The Company filed Articles of Amendment on March 12, 1999, and changed its name to Advanced Products Group, Inc.

Pursuant to an Agreement of Merger dated August 28, 1998, the Company merged into Advanced Technologies Group, Inc.; a Delaware Corporation organized under the laws of the State of Delaware on March 25, 1987.

The Company is considered to be a development state company.

NOTE #2 - Significant Accounting Policies

A. The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per. share will be presented.
E. Consolidation Policies: The accompanying consolidated financial statements include the accounts of the company and its majority - owned subsidiary. Inter-company transactions and balances have been eliminated in consolidation.
F. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets of the estimated lives of the assets. Depreciation and amortization is computed on the straight-line method.


NOTE #3 - Reverse Takeover and Recapitalization

Pursuant to an Agreement of Merger dated August 27, 1998, Cra Z Soap Corp, a Nevada Corporation, (the legal acquiree) and Advanced Technologies Group, Inc., a Delaware Corporation, the (the legal acquirer) exchanged common stock to give the shareholders of the legal acquiree control of the legal acquirer.

Advanced Products Group, Inc
(A Development Stage Company)
Notes to Financial Statements


NOTE #3 - Reverse Takeover and Recapitalization - Continued

Shareholders of the legal acquiree surrendered 100% of the outstanding shares in exchange for 1,100,000 Shares of Common Stock and 310,000 Series A Preferred Voting Shares of the legal acquirer.

On April 30, 1999, Advanced Technologies Group, Inc, the legal acquirer, filed a Certificate of Amendment with the Secretary of State of the state of Delaware changing its name to Advanced Products Group, Inc.

The share exchange of a private operating Company, (Cra Z Soap, Corp.) into a non-operating public shell corporation (Advanced Technologies Group, Inc.), with no assets or liabilities resulted in the shareholders of the private company having actual operating control of the combined company after the transaction, and the shareholders of the former public shell continuing only as passive investors.

The transaction is considered to be a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible is recorded.

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

Staff accounting Bulletin Topic 2A affirms the above principle and gives guidelines that the post reverse- acquisition comparative historical financial statements furnished for the legal acquirer should be those of the legal acquiree.

In accordance with this guideline the outstanding shares of Cra Z Soap, Corp, have been retroactively restated on the Balance Sheet, and the Statement of Stockholders' Equity to give effect to the three shares for one share exchange. The retroactively restated shares have been used in the Computation for Earnings (Losses) Per Share to preserve comparability of those figures.

Advanced Products Group, Inc
(A Development Stage Company)
Notes to Financial Statements

NOTE #4 - Income Taxes

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net-operating losses may generate.

The Company has incurred losses that can be carried forward to offset earnings, if conditions of the Internal Revenue Codes are met. These losses are as follows:

                      Year of Loss         Amount   Expiration Date
                      ---------------  ------------ ------------------
                              1998      $   101,226              2018
                                                                 1999
  Current Tax Asset Value of Net Operating Loss Carryforwards
  At Current Prevailing Federal Tax Rate                    $  34,416
  Evaluation Allowance                                      (  34,416)
     Net Tax Asset                                          $     -0-
     Current Income Tax Expense                                   -0-
     Deferred Income Tax Benefit                                  -0-

NOTE #5 - Going Concern

The Company has no assets and no operations from which it can obtain working capital. The Company recognizes that it must find a source of working capital or the Company may not be able to continue its existence.
Management has found a source of funding, and has a plan of operation. Funding is contingent on completing its SEC form 10Sb registration.

NOTE #6 - License Agreement

On August 27, 1998, Cra Z Soap, Corp., (the Licensee) entered into an Agreement with Masters Marketing and Development, Inc., a Tennessee Corporation (the Licensor). Pursuant to the Agreement the Licensor granted to the Licensee property that is identified as all formulas, patents, applications for patents, trade secrets, improvements, technology or technological products, intellectual properties, know-how, ideas, methods, processes and concepts, and devices ("formulas"), whether now existing or hereafter conceived or developed by Licensor relating to the product known as Cra Z Soap or any similar product or any application of the formulas to any product or commercialization thereof.

Advanced Products Group, Inc
(A Development Stage Company)
Notes to Financial Statements

NOTE #6 - License Agreement - Continued -

A royalty of ten percent (10%) of the Adjusted Gross Sales price for any Products sold by the Licensee or its Affiliates for which Licensee receives payment or Twenty Thousand Dollars and U.S. ($20,000)(the "monthly minimum"), whichever is greater ("Royalties'). "Adjusted Gross Sales Price" shall mean the gross sales price of any Products sold less the returns and reasonable actual discounts or rebates. At such time as the total amount of Royalties paid reaches a sum equal to or exceeding two million dollars ($2,000,000) the percentage of Adjusted Gross Sales paid as Royalty as defined above shall change from ten (10%) percent to three (3%) percent with no monthly minimum. Licensee shall pay the Royalties on the first day of each month during the Term.

NOTE #7 - Stockholders' Equity

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.00 per share.

The Company is authorized to issue 1,000,000 Shares of Series A Super Preferred Voting Shares. Pursuant to the Agreement of Merger 103,517 Shares "A" Super Preferred Voting Shares retroactively restated have the following characteristics:

A. Voting Rights: The holder of each share of the Series shall have the right to cast twenty (20) votes per Share held on any and all matters presented for shareholder consideration. Each holder of common shares may cast one (1) vote per common share held on any and all matters presented for shareholder consideration.
B. Preference: Holders of the Shares shall be preferred over holders of common shares for payment of dividends or in any distribution to shareholders resulting from liquidation.
C. Face Value and Redemption Value: The Shares have a face value of $1.00 each. The Shares may be redeemed by the issuer prior to any conversion thereof any time after two (2) years from the date of issuance for $1.00 each at the option of the issuer.
D. Dividends: the Shares earn non-cumulative dividend of three (3%) percent annually based upon the Shares face value and redemption value. Dividends shall be paid from earnings of the issuer, if any.
E. Conversion: The Shares may be converted into restricted common shares at any time commencing two (2) years after the date of issuance. Each Series "A" Preferred Voting Share may be converted into twenty (20) restricted common shares. The holding periods of any restricted common shares issued as a result of conversion for the purposes of Rule 144, or any subsection thereof, as promulgated by the Securities and Exchange Commission shall commence upon the date of issuance of any such Series converted.

Advanced Products Group, Inc
(A Development Stage Company)
Notes to Financial Statements


NOTE #7 - Stockholder's Equity- Continued-

On March 12, 1999 at a Special Meeting, the Shareholders authorized a one for three split of the issued and outstanding shares of common and preferred stock. Retroactive restatement has been made to the financial statements. The remaining preferred shares outstanding were returned to the Company and were canceled.
The Company issued 24,916 shares of common stock for services valued at $2,838 in 1998 and 317,639 shares for services valued at $7,585 in 1999.

The Company issued shareholders of Advanced Technologies Group, Inc., options to acquire up to 666,667 post split shares of common stock at $0.75 per share. In 1999, the Shareholders exercised the option and the Company issued 666,667 shares of common stock for Notes Receivable of $500,000. At June 30, 1999, the Company had received $96,690 from one of the note holders.

NOTE #8 - Notes Receivable

The Company has three short term notes receivable as follows:

   Note #1 - From a Business Entity, Note of $166,667 is
   Dated April 1, 1999, due March 31,2000, Interest at .025%
   Per Annum                                                 $   166,667

   Note #2 - From a Business Entity, Note of $166,667 is
   Dated April 1, 1999, due March 31, 2000, Interest at .025%
   Per Annum                                                     166,667

   Note #3 - From a Business Entity, Note of $166,667 is
   Dated April 1, 1999, due March 31, 2000, Interest at .025%
   Per Annum                                                     166,667

           Total                                            $    403,310

The Company issued 666,667 shares of common stock for the notes receivable. Generally accepted accounting principal require that note receivable for stock issued be offset against the equity increased from the original sale.

ADVANCED PRODUCTS GROUP, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE #9 - Deficit Accumulated in the Development Stage
Subsequent to the Agreement of Merger the surviving entity is considered to be a development state company. Deficits accumulated are as follows:
     Period                                                Amount
    -------------------------------------------------------------------
From August 27, 1998, (Inception)
to December 31, 1998                           $    101,226
From January 1, 1999 to
June 30, 1999                                       160,493
         Total                                 $    261,719

NOTE # 10 - New Technical Pronouncements

In February 1997, SFAS No. 129, "Disclosure of Information about Capital Structure" was issued effective for periods ending after December 31, 1997. The Company has adopted the disclosure provisions of SFAS No. 129 effective with the fiscal year ended December 31, 1998.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued effective for fiscal years beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No 130 effective with the fiscal year ended December 31, 1998. Adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued for fiscal year beginning December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 131, effective with the fiscal years ended December 31, 1998. Adoption of SFAS No.131 is not expected to have a material impact on the Company's financial statements.

PART II - OTHER INFORMATION

ITEM # 6  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

     Exhibit 27, Financial Data Schedule

B.  Reports on Form 8-K

     No reports have been filed on Form 8-K during this quarter

ADVANCED PRODUCTS GROUP, INC
(A DEVELOPMENT STAGE COMPANY)



SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					ADVANCED PRODUCTS GROUP, INC.
----------------------------------------
           						Registrant

June 14, 2000					/s/ Edward J. da Parma, Jr.
                ----------------------------------
          						Edward J. da Parma, Jr. President