Form 10-Q
period 2000-09-30
ADVANCED PRODUCTS GROUP INC
filed 2001-06-28
CIK 1096154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10Q-SB
Amended

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934

For the Period ended September 30, 2000

Commission file number:

                        Advanced Products Group, Inc.
                 --------------------------------------------------
                 (Exact name of registrant as specified in charter)

Delaware                                      75-2035917
----------------------                   -------------------------
(State or other jurisdiction of             (IRS Employer
incorporation or organization)		   Identification No.)

195 Carter Drive, Edison, NJ			           08817
-----------------------------------------------   ------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number including area code:
   (800) 803-6367

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes [ ]            No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date:

      December 1, 2000   Common Shares 14,650,000 at par value $.001

PART 1 FINANCIAL INFORMATION


ADVANCED PRODUCTS GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET FOR DECEMBER 31, 2000
STATEMENTS ARE UNAUDITED







INDEPENDENT AUDITOR'S REPORT

Board of Directors
 Advanced Products Group, Inc.
 (A Development Stage Company)

    I have audited the accompanying balance sheets of Advanced Products Group, Inc., as of June 30, 1999 and December 31, 1998 and the related statements of operations, stockholders equity, and cash flows for the period accumulated from August 27, 1998 (Inception) to June 30, 1999 and the period January 1, 1999 to June 30, 1999 and the period August 27, 1998 to December 31, 1998,in conformity with generally accepted accounting principles.

These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significantestimates made by management, as well as evaluating the overall financial ststements presentation. I believe that my audit provides a reasonable basis for my opinion.

  In my opinion, the aforementioned financial statements present fairly in all material respects, the financial position of Advanced Products Group, Inc., as of June 30, 1999 and December 31, 1998, and the results of its operations and its cash flows for the accumulated from August 27, 1998 (Inception) to June 30, 1999 and the period January 1, 1999 to June 30, 1999 and the period August 27, 1998 to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has an accumulated deficit and a negative net worth at June 30, 1999 and December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
August 30, 1999










	Advanced Products Group, Inc.
	(A Development Stage Company)
	Consolidated Balance Sheets for Septemeber 30, 2000
	Statements are Unaudited

                               BALANCE SHEETS

                     ASSETS

                                         09/30/00           09/30/99

CURRENT ASSETS
Cash         	                       $    	(12)        $     456
Account Receivable		                    -             1,639
Interest Receivable                           4,430             4,430
Inventory                                         -                 -
Advances                                          -                 -
Total Current Assets                          4,418             6,525
OTHER ASSETS
License                                           -          1,332,000
Less Amortization                                 -        (    72,150)
Total Other Assets                                -          1,259,250

Total Assets                                  4,418          1,66,375

	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	                         $  51,992	          24,125
Accrued expenses                               5,980             5,980
Loans Payable                                 33,426            14,855
License Fee payable-current portion                -           159,840
Total Current Liabilities                     91,398           204,800

Long term liabilities

License fee payable                                -           1,148,555
Total Long Term Liabilities                        -           1,148,555
Total Liabilities                              91,398          1,353,355

STOCKHOLDERS'S EQUITY (DEFICIT)
COMMON STOCK                                     3,307             3,307
PAIN IN CAPITAL                                545,991           542,258
OUTSTANDING NOTES RECEIVABLE FOR
SHARES ISSUED                              (   403,410)       (  403,410)
ACCUMULATED IN THE DEVELOPMENT STAGE       (   196,178)       (  229,235)
TOTAL STOCKHOLDERS' EQUITY                 (    50,290)       (   86,980)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      41,108         1,266,375

Note: Audited audited financial statements from 1999 are not restated to show the write off of License Agreement


	ADVANCED PRODUCTS GROUP, INC.
	(A Development Stage Company)
	Consolidated Statements of Operations
      For the Period July1, 2000 to September 30,2000
      Statements are unaudited

STATMENTS OF OPERATIONS


                         For the three months ended
                                            09/30/00        09/30/99
REVENUES
Sales Auto Parts                         $         -       $       -
Sales Soap                                         -           3,030
Total Revenues                                     -           3,030
COST OF SALES

COST OF GOODS SOLD AUTO PARTS                      -               -
COST OF GOODS SOLD SOAP                            -             630
TOTAL COST OF GOODS SOLD                           -             630
GROSS PROFIT                                       -           2,400
EXPENSES
GENERAL AND ADMINISTRATIVE                       612          13,384
AMORTIZATION                                       -          16,650
INTEREST                                           -          20,040

Total Expenses	                               612          50,074
OTHER INCOME
INTEREST INCOME                                    -           2,215
NET INCOME (LOSS)                             (  612)      (  45,459)

Note: Audited financial statements from 1999 are not restated to show the write off of License Agreement























Advanced Products Group, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the period July 1, 2000 to September 30, 2000
Statements are unaudited

Statement of Cash Flows


CASH FLOWS FROM OPERATING ACTIVITIES
                           FOR THE THREE MONTHS ENDED
                                                 09/30/00   09/30/99
NET INCOME (LOSS)                           $ (      612) $ (  45,459)
ADJUSTMENTS TO RECONCILE NET                           -            -
LOSS TO CASH                                           -            -
AMORTIZATION OF LIC. AGREEMENT                         -       16,650
NON CASH EXPENSES                                      -            -

CHANGES IN OPERATING ASSETS AND LIABILITIES

ACCOUNTS RECEIVABLE                                    -      (  1,512)
INTEREST RECEIVABLE                                    -      (  2,215)
INVENTORY                                              -             -
PREPAID EXPENSES                                       -             -
ACCOUNTS PAYABLE                                       -        13,213
ACCRUED EXPENSES                                       -             -
TOTAL ADJUSTMENTS                                      -        26,136

NET CASH PROVIDED BY OPERATIONS                (     612)     ( 19,323)
CASH FLOW FROM INVESTING ACTIVITY
PAYMENT ON LICENSING AGREEMENT                         -      (  7,157)

CASH FLOW FROM FINANCING ACTIVITY
PROCEEDS FROM SALE OF COMMON STOCK                     -           246
NOTES PAYABLE                                        600        14,855
USED FOR PAID-IN-CAPITAL                               -      (  8,915)
INCREASE IN LIC. FEE PAYABLE                           -        20,040
NET CASH USED IN FINANCING                           600        26,226

NET INCREASE (DECREASE) IN CASH                    (  12)     (    254)

SUMMARY
CASH AT END OF PERIOD                              (  12)          456
CASH AT BEGINNING OF PERIOD                            -           710
NET INCREASE (DECREASE) IN CASH                    (  12)      (   254)


Note: Audited financial statements from 1999 are not restated to show the write off of License Agreement











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

Advanced Products Group, Inc.
(A Development Stage Company)
Notes to Financial Statements -Continued-

NOTE #3 - Reverse Takeover and Recapitalization -Continued-

Shareholders of the legal acquiree surrendered 100% of the outstanding shares in exchange for 1,100,000Shares of Common Stock and 310,550 Series A
Super Preferred Voting Shares of the legal acquirer.

On April 30, 1999, Advanced Technologies Group, Inc., the legal acquirer, filed a Certificate of Amendment with the Secretary of State of the state of Delaware changing its name to Advanced Products Group, Inc.

  The share exchange of a private operating Company, (Cra-Z- Soap Corp.)
into a non-operating public shell corporation (Advanced Technologies Group, Inc.), with no assets or liabilities resulted in the shareholders of the private company having actual operating control of the combined company after the transaction, and the shareholders of the former public shell continuing only as passive investors.

  This transaction is considered to be a capital transaction in substance, rather than a business combination. That is,the transaction is equivalent to the issuance of stock by the private companyfor the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except no goodwill or other intangible is recorded.

APB No., 16, paragraph 70 states that, Presumptive evidence of the acquiring corporation in combinations effected by an exchange of stock is obtained by identifying the former common stockholder interest of a combined company which either retains or receives the larger portion of the voting rights of the combined corporation. That corporation should be treated as the acquirer unless other evidence clearly indicates that another corporation is the acquirer.

  Staff accounting Bulletin Topic 2A affirms the above principle and gives guidelines that the post reverse acquisition comparative historical financial statements furnished for the legal acquirer should be those of the legal acquiree.

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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal revenue Codes are met. These losses are as follows:

Year of Loss              Amount            Expiration Date
------------              ------            ---------------
1998             $   101,226                 2018

                                    1999
                                     ---------------

Current Tax Asset Value of
Net Operating Loss Carryforwards
at Current Prevailing Federal Tax Rate           $   34,416
Evaluation Allowance                                   (34,416)
                                      --------------
Net Tax Asset                                       $      -0-
                                      --------------
Current Income Tax Expense                                 -0-
Deferred Income Tax Benefit                                -0-

NOTE #5 - Going Concern

 The accompanying financial statements of Advanced Products Group, Inc., have been prepared on a going concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statements of operations the Company has not achieved profitable operations and as of June 30, 1999, the Company has insufficient working capital.

 Management has obtained an agreement with an investment banking concern in New York to use a Private Placement Memorandum of 500,000 shares of common stock at $2.00 per share to raise additional capital. This Agreement is contingent upon the Company clearing comments in its current filing with the Securities and Exchange Commission.

 The Company is negotiating with other mergers with other privately held companies that would bring assets,sales and marketing strategies to the Company. These negotiations also are contingent upon the Company completing its current registration process with the SEC.

In addition, negotiations continue with a major supermarket wholesaler for the soap products.

Advanced Products Group, Inc.
(A Development Stage Company)
Notes to Financial Statements -Continued-

NOTE #6 - License Agreement

On August 27, 1998, Cra-Z Soap Corp., (the Licensor) entered into an
Agreement with Masters Marketing and Development, Inc., a Tennessee
Corporation (the Licensor). Pursuant to the Agreement the Licensor granted to the Licensee property that is identified as all formulas, patents, applications for patents, trade secrets, improvements, technology or technological products, intellectual properties, know-how ideas, methods, processes and concepts, and devices ("formulas"), whether now existing or hereafter conceived , developed or acquired by Licensor relating to the product known as Cra-Z Soap or any similar product or any application of the formulas to any product or commercialization thereof.

 A royalty of ten percent (10%) of the Adjusted Gross Sales price of any Products sold by Licensee or its Affiliates for which Licensee receives payment of Twenty Thousand Dollars U.S. ($20,000) (the "monthly minimum"), whichever is greater ("Royalties"). "Adjusted Gross Sales Price" shall mean the gross sales price of any Products sold less returns and reasonable actual discounts or rebates. At such time as the total amount of Royalties paid reaches a sum equal to or exceeding two million dollars U.S. ($2,000,000), the percentage of Adjusted Gross Sales paid as royalty as defined above shall change from ten percent (10%) to three percent (3%) with no monthly minimum.

The Company has capitalized the License Agreement at the present value of $2,000,000 using a risk free rate of 5% over the term of 100 months, (eight and one third years) that the Company is required to pay $20,000 per month.

 The present value of the license is $1,332,000. The discount factor of $668,000 is considered to be the interest factor and is absorbed into the operating expense as interest expense using the straight line method at $6,680. The interest expense is recognized as expense each month without respect to when the Company pays the required license fees. If the Company fails to make the license payment timely then expense is recognized and the license fees payable is increased.

The Company will amortize the license fee recognized as an asset over the initial term of the license which is twenty years.

  The Company will be required to make debt service payments and recognize expenses pertaining to the license as follows;

   Advanced Products Group, Inc.
   (A Development Stage Company)
   Notes to Financial Statements -Continued-

NOTE #6 - License Agreement -Continued-

496:
                   License Agreement Debt Service Schedule

             License        Principal         Interest       Amortization
Year         Payment        Reduction          Factor

1998        $  80,000       $  53,280       $  26,720         $  22,200
1999          240,000         159,840          80,160            66,600
2000          240,000         159,840          80,160            66,600
2001          240,000         159,840          80,160            66,600
2002          240,000         159,840          80,160            66,600
2003          240,000         159,840          80,160            66,600
Thereafter    720,000         479,520         240,480         1,644,800
------------------------------------------------------------------------
Total     $ 2,000,000       1,332,000         668,000         2,000,000
========================================================================

NOTE #7 - Stockholders' Equity

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.00 per share.

The Company is authorized to issued 1,000,000 Shares of Series A Super
Preferred Voting Shares.

Pursuant to the Agreement of Merger 103,517 Series A Super Preferred
Voting shares, retroactively restated have the following characteristics;

A. Voting Rights: The holder of each share of the Shares shall have the right to cast twenty (20) votes per Share held on any and all matters presented for shareholder consideration. Each holder of common shares may cast one (1) vote per common share held on any and all matters presented for shareholder consideration.
B. Preference: Holders of the Shares shall be preferred over holders of common shares for payment of dividends or in any distribution to shareholders resulting from liquidation of the issuer.
C.      Face Value and Redemption Value: The Shares have a face value of
$1.00 each. The Shares may be redeemed by the issuer prior to any conversion thereof any time after two (2) years from date of issuance for $1.00 each at the option of the issuer.
D.      Dividends: The Shares earn a non-cumulative dividend of three percent
(3%) annually based upon the Shares face value and redemption value.
Dividends shall be paid from earnings of the issuer, if any.
E. Conversion: The Shares may be converted into restricted common shares any time commencing two (2) years after date of issuance. Each Series A
Preferred Voting Share may be converted into twenty (20) restricted common shares. The holding periods of any restricted common shares issued as a result of conversion for purposes of Rule 144, or any subsection thereof, as promulgated by the Securities & Exchange Commission, shall commence upon the date of issuance of any such Series converted.

Advanced Products Group, Inc.
(A Development Stage Company)
Notes to Financial Statements -Continued-

NOTE #7 - Stockholders' Equity -Continued-

F.      Series C Preferred Shares;  The Company offers a Series C Preferred
Share with a coupon of 6%, a redemption value of $10.00, a face value of $10.00 with voting rights of 2 votes per share and a conversion of 2 common shares for each share after one year from issue. There are no Series C
Preferred shares issued.

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

NOTE #8 - Notes Receivable

The Company has three short term notes receivables as follows:

Note #1- From a Business Entity, Note of
$166,667 dated April 1, 1999 Due
March 31, 2000, Interest at .025% Per Annum                     $166,667

Note #2- From a Business Entity, Note of
166,667 dated April 1, 1999 Due
March 31, 2000, Interest at .025% per annum                      166,667

Note #3- From a Business Entity, Note of
166,667 dated April 1, 1999 Due
March 31, 2000, Interest at 0.25% Per Annum                       69,976
                                                     -------------
                             Total                      $403,310
                                                      ==============

The Company issued 666,667 shares of common stock for the notes receivable. Generally accepted accounting principle require that note receivable for stock issued be offset against the equity increased from the original sale.

Advanced Products Group, Inc.
(A Development Stage Company)
Notes to Financial Statements -Continued-

NOTE #9 - Deficit Accumulated in the Development Stage

Subsequent to the Agreement of Merger the surviving entity is considered to be a development stage company. Deficits accumulated are as follows;

Period                                                          Amount
From August 27, 1998, (Inception) to December 31, 1998        $ 101,226
From January 1, 1999 to June 30, 1999                           160,493
                                                            -----------
Total                                                         $ 261,719
                                                             ===========

NOTE #10 - New Technical Pronouncements

  In February 1997, SFAS No. 129, "Disclosure of Information about Capital
Structure" was issued effective for periods ending after December 31, 1997.
The Company has adopted the disclosure provisions of SFAS No. 129 effective with the fiscal year ended December 31, 1998.

 In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued effective for fiscal years beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 130 effective with the fiscal year ended December 31, 1998. Adoption of SFAS No
130 is not expected to have a material impact on the Company's financial statements.

  In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued for fiscal year beginning after December
31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 131, effective with the fiscal years ended December 31, 1998.
Adoption of SFAS No. 131 is not expected to have a material impact on the Company's financial statements.
PART II MANAGEMENT DISCUSSION AND ANALYSIS
MANAGEMENT'S DISCUSSION AND
                                   ANALYSIS OF FINANCIAL CONDITION
                                   AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
    APG has no capital resources at the time of this report.
Company management is seeking a merger partner or cquisition to provide the Company with sufficient assets to attract an infusion of new capital. The officers of the Company have contributed capital to maintain the liquidity of the Company.
     The Company has reduced its operating expenses to zero by closing its offices in Florida, and maintaining telephone and postal services at the office of its President in New York City.
RESULTS OF OPERATIONS:

The Company wrote down the intangible asset value assigned to the Masters Marketing license agreement for its hand soap product. Masters has been unable to provide the Company with sufficient documentation or protections of the formula licensed to the Company. Additionally, management determined that the product as licensed post Master's settlement with Southeast Automotive, was not exclusively owned by Master's.
The Company has reduced the value of its license agreement to no value.

There have been no operations during this reporting period other han a diligent search for a viable business partner or merger. The ompany anticipates completing such a merger no later than the first or second quarter of 2001. Failure to complete such a merger may result in the insolvency of the company and force management to seek protection under the bankruptcy statutes.


PART III    Signatures


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     Advanced Products Group, Inc.
                  -----------------------------
                    Registrant

Dated: February 15, 2000    By:  /s/ Edward J. da Parma
                                 -------------------------
                                 Edward J. da Parma, Pres.
