Form 10-Q
period 2000-12-31
ADVANCED PRODUCTS GROUP INC
filed 2001-06-28
CIK 1096154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10Q-SB
7:

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934

For the Period ended December 31, 2000
Commission file number:

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

PART 1 FINANCIAL INFORMATION


ADVANCED PRODUCTS GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET FOR the period
September 30,2000 to December 31, 2000
STATEMENTS ARE UNAUDITED







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

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

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

Salt Lake City, Utah
August 30, 1999










	Advanced Products Group, Inc.
	(A Development Stage Company)
	Consolidated Balance Sheets for the period
      September 30, 2000 to December 31, 2000
	Statements are Unaudited

                      BALANCE SHEETS

                     ASSETS

                                         12/31/00           12/31/99

CURRENT ASSETS
Cash         	                       $    	(36)        $     101
Account Receivable		                    -                 -
Interest Receivable                           4,430             4,430
Inventory                                         -                 -
Advances                                          -                 -
Total Current Assets                          4,394             4,531

OTHER ASSETS
License                                           -          1,332,000
Less Amortization                                 -        (    88,800)
Total Other Assets                                -          1,243,200

Total Assets                                  4,394          1,247,731

	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	                         $  51,992	          50,141
Accrued expenses                               5,980             5,980
Loans Payable                                 33,426            30,638
License Fee payable-current portion                -           159,840
Total Current Liabilities                     91,398           246,599

Long term liabilities

License fee payable                                -           1,155,609
Total Long Term Liabilities                        -           1,155,609

Total Liabilities                              91,398          1,402,208


STOCKHOLDERS'S EQUITY (DEFICIT)
COMMON STOCK                                     3,307             3,307
PAIN IN CAPITAL                                545,991           547,134
OUTSTANDING NOTES RECEIVABLE FOR
SHARES ISSUED                              (   403,410)       (  403,410)
ACCUMULATED IN THE DEVELOPMENT STAGE       (   232,892)       (  301,508)
TOTAL STOCKHOLDERS' EQUITY                 (    87,004)       (  154,477)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       4,394          1,247,731

Note: Audited financial statements from 1999 are not restated to show the write off of License Agreement


	ADVANCED PRODUCTS GROUP, INC.
	(A Development Stage Company)
	Consolidated Statements of Operations
      For the Period September 30, 1999 to January 31, 2000
      Statements are unaudited

STATMENTS OF OPERATIONS


                       For the three months ended   For the six months ended
                                   12/31/00   12/31/99    12/31/00    6/30/99
REVENUES
Sales Auto Parts               $         -   $       -   $       -   $     -
Sales Soap                               -        1,830          -      4,860
Total Revenues                           -        1,830          -      4,860

COST OF SALES

COST OF GOODS SOLD AUTO PARTS            -            -          -         -
COST OF GOODS SOLD SOAP                  -          381          -      1,011
TOTAL COST OF GOODS SOLD                 -          381          -      1,011

GROSS PROFIT                             -        1,449          -      3,849

EXPENSES
GENERAL AND ADMINISTRATIVE              24        37,032         636    50,416
AMORTIZATION                             -        16,650           -    33,300
INTEREST                                 -        20,040           -    40,080

Total Expenses	                      24        73,722         636    123,796

OTHER INCOME
INTEREST INCOME                          -             -           -          -

               (   24)    (  72,273)     (  636)( 119,947)


Note: Audited financial statements from 1999 are not restated to show the write off of License Agreement
















Advanced Products Group, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the period
September 30, 2000 to December 31, 2000
Statements are unaudited


 Statement of Cash Flows

CASH FLOWS FROM OPERATING ACTIVITIES
                           FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                   12/31/00   09/30/99       12/31/00   06/30/99

  24)   $ (  72,273)$  (  37,326)$(117,732)
ADJUSTMENTS TO RECONCILE NET            -              -            -         -
LOSS TO CASH                            -              -            -         -
AMORTIZATION OF LIC. AGREEMENT          -          16,650           -     33,300
NON CASH EXPENSES                       -               -           -         -

CHANGES IN OPERATING ASSETS AND LIABILITIES

ACCOUNTS RECEIVABLE                     -            1,639          -       127
INTEREST RECEIVABLE                     -                -          -   ( 2,215)
INVENTORY                               -                -          -         -
PREPAID EXPENSES                        -                -          -         -
ACCOUNTS PAYABLE                        -           26,016          -     39,229
ACCRUED EXPENSES                        -                -          -         -
TOTAL ADJUSTMENTS                       -           44,305          -     70,441

NET CASH PROVIDED BY OPERATIONS (      24)      (   27,968)    ( 37,326)(47,291)
CASH FLOW FROM INVESTING ACTIVITY
PAYMENT ON LICENSING AGREEMENT          -       (  12,986)            - (20,143)
CASH FLOW FROM FINANCING ACTIVITY
PROCEEDS FROM SALE OF COMMON STOCK      -               -             -     246
NOTES PAYABLE                           -           15,783          600   30,638
USED FOR PAID-IN-CAPITAL                -            4,776            - ( 4,139)
INCREASE IN LIC. FEE PAYABLE            -           20,040            -   40,080
NET CASH USED IN FINANCING              -           40,599          600   66,825
NET INCREASE (DECREASE) IN CASH     (  24)          ( 355)        (36,726)( 609)
SUMMARY
CASH AT END OF PERIOD                (36)            101         (    36)    101
CASH AT BEGINNING OF PERIOD          ( 12)           456               -     710



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

NOTE #6 - License Agreement -Continued-
496:
497:
 496:

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

LIQUIDITY AND CAPITAL RESOURCES:
    APG has no capital resources at the time of this report.
Company management is seeking a merger partner or cquisition to provide the Company with sufficient assets to attract n infusion of new capital. The officers of the Company have contributed capital to maintain the liquidity of the Company.
     The Company has reduced its operating expenses to ero by closing its offices in Florida, and maintaining telephone nd postal services at the office of its President in New York City. RESULTS OF OPERATIONS:
There have been no operations during this reporting period other than a diligent search for a viable business partner or merger. The Company anticipates completing such a merger no later than the first or second quarter of 2001. Failure to complete such a merger may result in the insolvency of the company and force management to eek protection under the bankruptcy statutes.
PART III    Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     Advanced Products Group, Inc.
                  -----------------------------
                    Registrant

Dated: February 15, 2000    By:  /s/ Edward J. da Parma
                                       ------------------------
                                                    Edward J. da Parma, Pres.